Form 10-Q
period 2015-06-30
Pretty Valley Acquisition Corp
filed 2015-08-06
CIK 1610764

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2015

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


     Class                                   Outstanding at
                                             July 30, 2015

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

______________________________________________________________________

                   PRETTY VALLEY ACQUISITION CORPORATION
                            BALANCE SHEETS

                             ASSETS
                                              June 30,         December 31,
					        2015             2014
                                             -----------       -----------
                                             (unaudited)        (audited)
Current assets
  Cash                                       $         -        $        -
                                             -----------        -----------
       Total assets                          $         -        $        -
                                             ============       ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities                        $         -        $        -
                                             -----------        -----------
       Total liabilities                     $         -        $        -
                                             ============       ===========
Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                             -                 -

    Common stock, $0.0001 par value,
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding                                    2,000             2,000

    Discount on Common Stock                      (2,000)           (2,000)
    Additional paid-in capital                       707               707

    Deficit accumulated during the
      development stage                             (707)            (707)
                                              -----------       -----------
      Total stockholders' deficit                      -                -

      Total liabilities and stockholders'
         deficit                              $        -         $      -
                                              ============       ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                    PRETTY VALLEY ACQUISITION CORPORATION
                        STATEMENTS OF OPERATIONS

                                                                      For the period
                                      For the three    For the six    from Inception
                                      months ended     months ended   (5/20/2014) to
                                      June 30, 2015    June 30, 2015   June 30, 2014
                                      -------------    -------------   --------------
Revenue                               $       -         $        -     $         -
Cost of revenue                               -                  -               -
                                      -------------    -------------   -------------
Gross profit                                  -                  -               -

Operating expenses                            -                  -             707
                                      -------------    -------------   -------------
Operating loss                                -                  -            (707)

Loss before income taxes                      -                  -            (707)
                                      =============    =============    ============
Income tax expense                            -                  -               -
Net loss                              $       -        $         -      $     (707)
                                      =============    =============    ============
Loss per share - basic and diluted    $       -        $         -      $     (0.00)
                                      =============    =============    ============
 Weighted average shares-
      basic and diluted                 20,000,000       20,000,000      20,000,000
                                       ============     ============    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     PRETTY VALLEY ACQUISITION CORPORATION
                          STATEMENTS OF CASH FLOWS

                                                                   For the period
                                                   For the six     from Inception
                                                   months ending   (5/20/2014) to
                                                   June 30, 2015   June 30, 2014
                                                   -------------   --------------

 OPERATING ACTIVITIES
   Net loss                                        $          -     $       (707)
                                                   -------------    -------------
   Changes in Operating Assets and Liabilities
      Accrued liabilities                                     -              400
                                                   -------------    -------------
        Net cash used in operating activities                 -             (307)
                                                   -------------     -------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                     -            2,000
   Discount on common stock                                   -                -
   Proceeds from stockholders' contribution                   -              307
                                                   -------------     -------------
       Net cash provided by financing activities              -            2,307
                                                   -------------     -------------
   Net increase in cash                                       -            2,000

   Cash, beginning of period                                  -                -
                                                   -------------     -------------
   Cash, end of period                             $          -       $    2,000
                                                   =============      ============

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2014 on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30.
2015

______________________________________________________________________

                 PRETTY VALLEY ACQUISITION CORPORATION
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has no operations during the six months ended June 30, 2015.

The Company had an accumulated deficit of $707 as of June 30, 2015.
The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2015-06 -Earnings Per Share (Topic 260)
Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control.

The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A-Earnings Per Share-Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented.

The Company is currently evaluating the impact of this update on its financial statements.

Issued: April 30, 2015

Accounting Standards Update No. 2015-10 -Technical Corrections and Improvements

The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted.

Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.

The Company is currently evaluating the impact of this update on its financial statements.

Issued: June 12, 2015

Accounting Standards Update No. 2015-11 -Inventory (Topic 330)

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments in this Update require an entity to measure inventory within the cope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-210-Inventory (Topic 330), which has been deleted.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The Company is currently evaluating the impact of this update on its financial statements.

Issued: July 22, 2015


NOTE 4   STOCKHOLDERS' DEFICIT

On May 20, 2014 the Company issued 20,000,000 founders common stock to two directors and officers.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

     As of June 30, 2015 Pretty Valley had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015 Pretty Valley had an accumulated deficit of $707.

    For the year ended December 31, 2014, the Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Pretty Valley as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Pretty Valley.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

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

Dated:   August 5, 2015