Form 10-Q
period 2015-09-30
Amchi Gendynamy Science Corp
filed 2015-11-16
CIK 1610764

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55224

                     AMCHI GENDYNAMY SCIENCE CORPORATION
           (Exact name of registrant as specified in its charter)


                    PRETTY VALLEY ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             November 1, 2015

Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________


                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements               2-4

Notes to Unaudited Condensed Financial Statements      5-7

______________________________________________________________________

                   AMCHI GENDYNAMY SCIENCE CORPORATION
            (Formerly Pretty Valley Acquisition Corporation)
                        CONDENSED BALANCE SHEETS

                             ASSETS
                                              Sept 30,         December 31,
					        2015             2014
                                             -----------       -----------
                                             (unaudited)        (audited)
Current assets
  Cash                                       $         -        $        -
                                             -----------        -----------
       Total assets                          $         -        $        -
                                             ============       ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities                        $         -        $        -
                                             -----------        -----------
       Total liabilities                     $         -        $        -
                                             ============       ===========
Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                             -                 -

    Common stock, $0.0001 par value,
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding                                    2,000             2,000

    Discount on Common Stock                      (2,000)           (2,000)
    Additional paid-in capital                     1,751               707

    Deficit accumulated during the
      development stage                           (1,751)            (707)
                                              -----------       -----------
      Total stockholders' deficit                      -                -

      Total liabilities and stockholders'
         deficit                              $        -         $      -
                                              ============       ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                    AMCHI GENDYNAMY SCIENCE CORPORATION
            (Formerly Pretty Valley Acquisition Corporation)
                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                          For the      For the       For the      For the
                          three        three         nine         period from
                          months       months        months       Inception
                          ended        ended         ended        (5/20/2014)
                          Sept 30,     Sept 30,      Sept 30,     to Sept 30,
                          2015         2014          2015         2014
                          -----------  ----------    ----------   -----------
Revenue                   $        -    $      -      $      -     $     -
Cost of revenue                    -           -               -
                          -----------  ----------    ----------   -----------
Gross profit                       -           -        -                -
Operating expenses             1,044         707         1,044          707
                          -----------  ----------    ----------   -----------
Operating loss                (1,044)       (707)       (1,044)        (707)
Loss before income taxes      (1,044)       (707)       (1,044)        (707)
                          ===========  ==========    ==========   ===========
Income tax expense                 -           -             -            -
Net loss                  $   (1,044)  $    (707)    $  (1,044)   $    (707)
                          ===========  ==========    ==========   ===========
Loss per share -
    basic and diluted     $    (0.00)  $   (0.00)    $   (0.00)   $    (0.00)
                          ===========  ==========    ==========   ===========
 Weighted average shares-
     basic and diluted     20,000,000  20,000,000    20,000,000    20,000,000
                          ===========  ==========    ==========   ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     AMCHI GENDYNAMY SCIENCE CORPORATION
            (Formerly Pretty Valley Acquisition Corporation)
               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                             For the period
                                             For the nine    from Inception
                                             months ending   (5/20/2014) to
                                             Sept 30, 2015   Sept 30, 2014
                                             -------------   --------------

 OPERATING ACTIVITIES
   Net loss                                  $     (1,044)     $       (707)
                                             -------------    -------------
   Changes in Operating Assets and Liabilities
      Accrued liabilities                                               400
                                              -------------    -------------
        Net cash used in operating activities       (1,044)            (307)
                                              -------------     -------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                -            2,000
   Discount on common stock                              -                -
   Proceeds from stockholders' contribution           1,044              307
                                               -------------     -------------
       Net cash provided by financing activities      1,044            2,307
                                               -------------     -------------
   Net increase in cash                                   -            2,000

   Cash, beginning of period                              -                -
                                                -------------     ------------
   Cash, end of period                          $         -        $    2,000
                                                =============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------
                 AMCHI GENDYNAMY SCIENCE CORPORATION
            (Formerly Pretty Valley Acquisition Corporation)
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Amchi Gendynamy Science Corporation (formerly Pretty Valley Acquisition Corporation ("Amchi Gendynamy" or the "Company") was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Amchi Gendynamy. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash and cash equivalents as of September 30, 2015 and December 31,2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014.

______________________________________________________________________

                 AMCHI GENDYNAMY SCIENCE CORPORATION
            (Formerly Pretty Valley Acquisition Corporation)
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has no operations during the nine months ended September 30, 2015.

The Company had an accumulated deficit of $1,751 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                AMCHI GENDYNAMY SCIENCE CORPORATION
             Notes to Unaudited Condensed Financial Statements

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015 and December 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5    SUBSEQUENT EVENT

    Subsequent to the period covered by this Report, the Company effected a change in control and filed a Form 8-K with the Securities and Exchange Commission noticing such change, to wit:

    On October 14, 2015 the following events occurred:

    James M. Cassidy resigned as the the Company's president, secretary and director and James McKillop resigned as the Registrant's vice president and director. Wisdom Qiao was named director of the Company and appointed its Chief Executive Officer and Treasurer. The Company redeemed
19,500,000 shares of its then outstanding 20,000,000 shares of common stock.

	On October 15, 2015, the Company issued 20,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to Wisdom Qiao, the sole officer and director of the Company, at par for a total outstanding 20,500,000 shares of common stock.

	On October 20, 2015, Amchi Gendynamy Science Corporation filed with the State of Delaware a certificate of amendment to its Certificate of Incorporation increasing its authorized shares of common stock from 100,000,000 to 500,000,000.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Amchi Gendynamy Science Corporation (formerly Pretty Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Amchi Gendynamy Science Corporation ("Amchi Gendynamy" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Subsequent to the period covered by this Report, the Company effected a change in control and filed a Form 8-K with the Securities and Exchange Commission noticing such change, to wit:

    On October 14, 2015 the following events occurred:

    James M. Cassidy resigned as the the Company's president, secretary and director and James McKillop resigned as the Registrant's vice president and director. Wisdom Qiao was named director of the Company and appointed its Chief Executive Officer and Treasurer. The Company redeemed
19,500,000 shares of its then outstanding 20,000,000 shares of common stock.

	On October 15, 2015, the Company issued 20,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to Wisdom Qiao, the sole officer and director of the Company, at par for a total outstanding 20,500,000 shares of common stock.

	On October 20, 2015, Amchi Gendynamy Science Corporation filed with the State of Delaware a certificate of amendment to its Certificate of Incorporation increasing its authorized shares of common stock from 100,000,000 to 500,000,000.

    Since inception Amchi Gendynamy's has had no operations or revenues.

    With the change in control, the Company intends to present and market a new gene editing theory named Microdynamist that it has identified through years of research. This gene principle can be used to repair human DNA mutation problems. The Company anticipates that it may effect a business combination with a private company with which the President of the Amchi Gendynamy is associated and that has identified the process and has experimentally designed technology capable of offering multidimensional energy recovery therapy to repair individual human genetic deformations. The private company believes that its empirical evidence shows that the proper application of energy at known frequencies and wave forms on disordered or disrupted life forms, based on specific dimensions within the basic DNA, can dynamically edit genes. That private company has a patent pending on its gene dynamic recovery technology.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of September 30, 2015 Amchi Gendynamy had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2015 Amchi Gendynamy had an accumulated deficit of 1,751.

    For the year ended December 31, 2014, the Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.

	At present, the Company has no operations and the continuation of Amchi Gendynamy as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Amchi Gendynamy.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

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

Changes in Internal Controls

      Although there was a change in control effected after the period covered by this report, there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On May 20, 2014, the Company issued 10,000,000 shares of common stock to James Cassidy and 10,000,000 shares to James McKillop. On October 14, 2015, the Company redeemed an aggregate of 19,500,000 of such shares, pro rata.

	On October 15, 2015, the Company issued 20,000,000 shares to
Wisdom Qiao.

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

                            AMCHI GENDYNAMY SCIENCE CORPORATION


                            By:   /s/ Wisdom Qiao
                                  President, Chief Financial Officer

Dated:   November 16, 2015