Form 10-K
period 2015-12-31
Amchi Gendynamy Science Corp
filed 2016-04-14
CIK 1610764

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

1809 Pritchard Way

Hacienda Heights, CA 91745

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 626-715-9695

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 14, 2016
Common Stock, par value $0.0001	247,207,994

Documents incorporated by reference:          None

PART I

Item 1. Business

Amchi Gendynamy Science Corp (“Amchi,” or “the Company”) is a developmental stage research company focused on commercializing a patent pending device in the field of genome dynamics editing. A culmination of 20 years of the founder’s research has resulted in the “Theory of Microdynamist,” a multidiscipline research that utilizes principles of mathematics, physics, and life sciences. Specifically, principles of relativity, string theory, and quantum mechanics are used to explain the relation between kinetic law of the life-universe dynamics origin and the human genome dynamics editing process. The Company has applied this research to develop what is known as “geneinformaion preciseenergy therapy”. The Company anticipates that this proprietary treatment may develop into a stepping stone into treating and curing hereditary genetic diseases.

The Company has invented the Amchi Gendynamy Genome Repair Device. The device channels special high frequency energy acoustic waves to interact with the human body. The science behind the device is based on the dynamic principle of gene editing. The Company believes one reparative property of multiple frequencies, in particular, has shown to be highly effective in treating Type 2 Diabetes. These frequencies, when applied to the patient, create a Deoxy-ribonucleic Acid (DNA) energy exchange field in the body that communicates with the Ribonucleic Acid (RNA), instructing it to repair its faulty cellular reproduction commands. As a result, the DNA gives the correct reproductive instructions to the RNA providing a non-invasive, low-or no-side effect treatment.

GENOME REPAIR DEVICE

The Amchi Gendynamy Genome Repair Device is designed to treat various illnesses and diseases, from diabetes to cancers. Through its research, the Company has identified multiple frequencies that have indicated healing effects throughout the body. Administering the device is a simple but precise process. The device, which is a high-tech box designed to channel energy frequencies, must be administered by trained medical professionals. When the box is placed near the effected organ energy is channeled and carefully selected frequencies are directed at that organ. Within the targeted organ, genome dynamic editing principles take place – the DNA is ordered to give new and corrective instructions to the RNA of that organ’s cells, thus treating the problem at the source. The process is very safe, and has zero known side effects. Only thoroughly trained medical specialists can administer the box to patients, as careful training is required in order to effectively treat patients. To date the Company has only treated 4 patients in its clinic in China

Manufacturing and Assembly

The Company has entered into an agreement with Focus Product Design, Inc, Menlo Park, California (“Focus”) to develop and manufacture a Genome Repair Device. The Focus facility is FDA-registered, and the Company believes it is compliant with the FDA’s Quality System Regulations. Its facility and the facilities of the third-party manufacturers and suppliers are subject to periodic inspections by regulatory authorities, including the FDA and other governmental agencies.

Competition

The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Therefore, our currently marketed products are, and future products we commercialize will be, subject to competition. Almost all of our competitors have greater financial capabilities and name recognition then we do. There is no direct and indirect competitor on genome repair technology in the market so far.

Regulatory Status

The Genome Repair Device is still under development, and to date the Company has conducted only a few studies and other preclinical work in China with a prototype device. The Company has not made any filing with any regulatory authority seeking approval or clearance for the Genome Repair Device. The Company expects the initial market for the Genome Repair Device to be in China 2016 and in the United States in 2017. In the United States, the Company believes that most components of the Genome Repair Device will be Class I medical devices and will fall under the FDA’s 510(k) regulatory process.

Regulatory Requirements of the United States Food and Drug Administration

The research, development and clinical programs, as well as the manufacturing and marketing operations, will be subject to extensive regulation in the United States and other countries. Most notably, all products to be sold or used in the United States are subject to regulation as medical devices under the federal Food Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that to ensure that medical devices manufactured, promoted and distribute domestically or exported internationally are safe and effective for their intended uses:

Product design, preclinical and clinical development and manufacture;

product premarket clearance and approval;

product safety, testing, labeling and storage;

record keeping; product marketing, sales and distribution;

post-market surveillance, complaints, reporting of injuries or malfunctions

Patent and Trademark

Wisdom Qiao, the director and CEO of the Company, filed an application with the United States patent office on September 22, 2015 for patent and trademark protection of the “Dynamic Recovery and Therapy System”, a massage device with predetermined patterns, pressures and methods, designed to improve fitness, reduce blood pressure, enhance sleep and provide general health benefits.

Subsequent Events

On January 15, 2016, the Company completed a private placement of 26,707,994 shares and sold its common stock to 37 investors (the “Investors”) for a total purchase price of $647,610. All of the sales were made in China and all of the Investors were residents of China. The Company has issued all the share certificates to all 37 investors as of the date of this report. No commissions were paid. The Investors have acquired these shares for investment and not with a view toward distribution. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

On January 28, 2016, the Company filed a Form 8-K reporting the assignment by Wisdom Qiao, the director and principal shareholder and CEO of the Company, of her entire right, title and interest in a patent application entitled “Dynamic Recovery and Therapy System” in exchange for 200,000,000 shares of the Company’s common stock. The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers. The application was filed with the patent office on September 22, 2015. The Invention is a massage device with predetermined patterns, pressures and methods, designed to provide health benefits to improve physical fitness, reduce blood pressure, reduce glucose levels, enhance sleep and potentially reduce or eliminate tumor growth.

On February 11, 2016, the Company entered into a Product Design Service Agreement with Focus Product Design, a California corporation, to design product requirements, systems architecture, proof of concept ME and EE, part sourcing, product architecture, etc. for a fixed fee of $635,100. The agreement will continue to be effective until performed by Focus. The Company has paid to Focus $7,400 as of the date of this report for the performance of services.

Company Overview

The Company was incorporated on May 20, 2014, under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

In June, 2014, Pretty Valley Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company.

On October 15, 2015, the Company effected a change in control of Pretty Valley Acquisition Corporation. As part of that change in control, the then officers and directors of Pretty Valley resigned, the Company redeemed 19,500,000 shares of the then 20,000,000 shares of common stock outstanding. Wisdom Qiao was appointed the sole officer and director of the Company and the Company issued 20,000,000 shares of common stock to Ms. Qiao. In addition, the Company changed its name to Amchi Gendynamy Science Corporation.

Subsequent to the change in control, on January 12, 2016, the Company issued 26,707,994 shares of its common stock to 37 shareholders pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Subsidiaries

The Company has no subsidiaries.

Item 2. Properties

The Company does not own properties and at this time has no agreements to acquire any properties. The Company leases the bioskills facility which is a state of the art 10,100 square foot building with a large 2,200 square foot bio skills lab space, two private surgical lab suites, a 100 seat theater style auditorium, a large twenty person plus conference room, and a 2,200 square foot cafeteria/common area on a month to month operating lease. The large lab area is able to facilitate up to a fifteen station customized lab/medical testing event. Its two smaller private lab suites are for shared rental or exclusive private use.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES

May 20, 2014	James Cassidy	10,000,000
		(9,750,000 redeemed 10/14/2015)

May 20, 2014	James McKillop	10,000,000
		(9,750,000 redeemed 10/14/2015)

October 15, 2015	Wisdom Qiao	20,000,000

January 12, 2016	37 Shareholders	26,707,994

January 28, 2016	Wisdom Qiao	200,000,000

Item 6. Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we”, “our,” “us” and the “Company” in this Item 7 refer to Amchi Gendynamy Science Corporation (“AGSC”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Amchi Gendynamy Science Corporation is an early-stage development company specializing in genome dynamics editing and application. The Company is researching, designing and developing an experimental genome dynamic repair treatment based on the dynamic principle of genetic editing theory, utilizing electrical frequencies and a special acoustic waves, which the founder of the  company  has took over 20 year to study on dynamic principle of genetic editing to discover the right multiple frequency, how they work on Genome mutation,  to help repair DNA and RNA that may have been incorrectly encoded due to offsetting energy through the genome editing process.  The Company has completed several therapy sessions with individuals in China with some success in rehabilitating and in the prevention of various hereditary genetic diseases, especially in Diabetes, including hypertension. Wisdom Qiao, our CEO, director and principal shareholder, is a leader in the field of precise energy genome therapy and in other categories such as genome dynamic editing program, biotech and life sciences. After 20 years of dedicated research, Wisdom Qiao‘s team is confident that genome dynamic repair system is ready to be commercialized for its effectiveness on Diabetes. The Company will start another 10 diabetes case study in May 2016. The therapy protocol or its energy treatment will be proved by the scientific and medical communities by the report of case study. The Company’s research is in its very early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

The Company was incorporated in the State of Delaware in May 20, 2014, and was formerly known as Pretty Valley Acquisition Corporation. On June 18, 2014, Pretty Valley Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In September, 2015, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Pretty Valley Acquisition Corporation to Amchi Gendynamy Science Corporation.

The Company is a development stage company. As of the periods from inception, through the date of this report, the Company did not generate any revenue and incurred minimal expenses and operating losses, as part of its development stage activities.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations in 2015 primarily through the financial support from our officers and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $101,024 for the year ended December 31, 2015, provided net cash in operating activities of $9,792, had a working capital deficit of $115,380, and has an accumulated deficit of $101,731 as of December 31, 2015. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from providing genome repair services for the years ended December 31, 2015 and 2014, respectively. We do not expect to earn revenues from genome repair service for at least the next twelve months. We may never generate revenues and we may never succeed in commercializing any other products or services.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $101,024 compared to $707 for the period from May 20, 2014 (inception) to December 31, 2014. Operating expenses increased by $100,317 in 2015 primarily due to the increase in general and administrative expense primarily due to the legal and consulting fees of $85,000 recorded in providing assistance in effecting transactions for the Company to become a public company, including the preparation and filing a registration statement with the Securities and Exchange Commission, assistance with applicable state requirements, advice and assistance on listing its securities on a trading exchange, assistance in establishing and maintaining relationships with market makers and broker-dealers and assistance in other transactions, marketing and corporate structure activities available at that time; $12,124 in legal fees for applying for visa packages for obtaining immigration to United States of America; and approximately $3,900 for general office and travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders. Our Genome Repair Device is a product candidate still in development, and, to date, we have conducted many human studies and other preclinical work with to that product candidate. Our Genome Repair Device will require substantial additional development and testing, and at present, we are focusing most of our efforts and resources on the second stage of clinical study after 20 years research and testing, ready for commercialization of this device. There can be no assurance that our development efforts will successfully reach expected results or that the Genome Repair Device will have the capabilities we expect. We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our Genome Repair Device. Even if our plans and projects are successfully initiated, there can be no assurance that such plans and projects will have any commercial success or advantage. Also, there is no assurance that our initiatives will perform as intended in the marketplace.

As of December 31, 2015, we had $59,837 of cash and cash equivalents compared to $0 at December 31, 2014. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of our initial Genome Repair Device. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our Genome Repair Device and future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the years ended December 31, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 14, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $9,792 which resulted primarily from the loss of $101,024, expenses of $1,044 paid by founders for operations of the Company, increase in prepaid expenses of $7,400, increase in accounts payable of $85,000, and increase in payable to related party of $32,172.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $10,400 which resulted from the cash expended for applications to register patents and trademarks of our product.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $60,445 primarily due to cash proceeds received for short term advances from third parties for our working capital requirements.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $59,837 for the year ended December 31, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company will not be able to implement its business plan as a going concern .

Equipment Financing

The Company has no existing equipment financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, payable to related parties and short term advances. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 8. Financial Statements and Supplementary Data

 The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of December 31, 2015 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

•

We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination and recording of accounting transactions. As a result, errors were identified in the underlying data used to support accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

•

We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-K. As a result, errors were identified primarily related to the recording of stock issuances and expenses not recorded in books and records and their accounting treatment. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With the oversight of senior management, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.  With respect to validation of the completeness and accuracy of underlying data used in the determination of recording accounting transactions and stock issuances, management intends to:

•	Timely issue all stock certificates contemporaneous with the closing of transactions resulting in a stock issuance.

•	Have the Company’s independent transfer agent issue all stock certificates to stockholders listed on the Company’s stock ledger.

•	As soon as the Company can afford it, hire an employee who will be dedicated to overseeing all stock issuance and related matters.

 With respect to timely and accurate recording of accounting transactions and filing of our financial results, management intends to:

•	As soon as the Company can afford to do so, engage consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•	Implement more robust accounting policies and work with consultants to streamline activities and implement best practices to record accounting transactions.

•	As soon as we can afford to do, hire a Chief Financial Officer so the same person is not serving as both Chief Executive Officer and Chief Financial Officer.

Additionally, as soon as we can afford to do so we plan on creating a new position to oversee accounting systems, designing internal controls and ensuring compliance, implementing accounting policies and procedures, and implementing process improvements.

While senior management is closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary. There is also no assurance that we will be able to afford to implementation of these improvements during the current fiscal year.

Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Officers and Directors

Name	Position

Wisdom Qiao	President, CEO, CFO, secretary, director
Zhiwei Qiao	Director
Wengling Zhang	Director

(Wisdom Qiao and Zhiwei Qiao are siblings)

Wisdom Qiao serves as President, CEO, CFO/Secretary and Director of the Registrant. Wisdom Qiao serves as the sole director and officer of the Registrant. She is a scientist and successful entrepreneur. Ms. Qiao graduated from China's Huaxi Medical University undergraduate program. She spent two years in the China Army Secondary Medical University and served as the chief pharmacist in the China Army Chengdu General Hospital. Since 2003, Ms. Qiao has worked on research and development of the gene dynamic principal and gene editing. Through her research, she discovered the dynamic principle of gene editing under DNA equations and created the new theory as Microdynamism. As an entrepreneur, during the 1990s, Ms. Qiao worked Prudential Securities and Merrill Lynch in Hong Kong and the U.S. She was one of the first to bring overseas private equity funds into China.

Zhiwei Qiao serves as a Director of the Registrant. He graduated from the Chinese People's Liberation Army Air Force Political Academy. He is an excellent army news reporter, and was transferred to the Sichuan provincial government secretary. He is familiar with China's investment and business environment. He had experiences from government to enterprises. He was a real estate company's founders, also invested in new pipelines plant. Known as China's commercial policies, laws and regulations, more than two decades of Chinese enterprise management and government work experience, established a deep network of people based on the government's public relations. He is the current head of the China operations for the Company. His passion, his wisdom, his government experience, and his management of practical experience, help Amchi China ensure the success of the company.

Wengling Zhang serves as Director of the Registrant. Ms. Zhang is also director of operations for the Company’s marketing and development. She joined Everrich (BVI) as deputy general manager and chief operating officer in 2010 , and was responsible for the administration of the entire company and daily operation and management , outreach and cooperation and investment financing. Three departments that Ms. Zhang, managed are A) Administrative Operations, is responsible for looking for case studies and operational sites, and is responsible for the design and decoration, routine administrative matters related to the management and staff places; B) PR & External Cooperation Department, responsible for liaison with the media , publishing facility and all kinds of potential partners; C) Investment and finance Department , is responsible for the company's research and development operations to find the right investors , and to participate in the company's public and private work. Ms. Wang, Xianmin and Ms. Zhang are the founding partners with Wisdom in the dynamics of human genes; they are working in their respective fields of expertise. Ms. Zhang has popularized Wisdom’s Gen Dynamic Theory, and also successfully published two articles in the magazine of “Scientific Chinese in February 2015. In May 2015, Miss Zhang organized company official attended the Cosmic String Theory international conference held in Hong Kong. And in these years she has been promoting research activities on this theory, while working with one of world’s largest genetic testing company in China to find a suitable place in California as a rehabilitation center, and the need to take advantage of its experience accumulated in the past for the United States to create a rehabilitation center for experimental research and case good environment, including, but not limited to interior design, selection of materials, configuration, and lighting music. Ms. Zhang graduated from the China university of Science & Tech Management in 1989. From 1990 to 1999 she was engaged in film and television media, participating in and leading many large-scale documentary filming and production, and established her own cooperative team and customer base. In 2000, she founded the “Beijing Science and Technology Co., Ltd. She serves as the legal and Managing Director, and serves in Hong Kong "LUCK COME CORPORATION LIMITED" as a Director since 2013.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors.

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Item 11. Executive Compensation

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation beginning in the second quarter of 2016. No officer or director received any salary or stock or stock awards in 2015.

 No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

 The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock as of April _, 2016. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock(1)

Wisdom Qiao CEO, CFO, Secretary Director	220,000,000	97%

Zhiwei Qiao Director	-	0%

Wengling Zhang Director	-	0%

All Executive Officers and Directors as a Group (3 Persons)	220,000,000

(1) Based on 247,207,994 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Wisdom Qiao and Zhiwei Qiao are siblings

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Item 14.  Principal Accounting Fees and Services.

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

	For the year ended December 31, 2015	For the year ended December 31, 2014
Audit Related Fees	$8,750	$750

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statements schedules or exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amchi Gendynamy Science Corporation.

We have audited the accompanying balance sheet of Amchi Gendynamy Science Corporation (formerly Pretty Valley Acquisition Corporation) (the "Company") as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2015 and for the period from May 20, 2014 (Inception) through December 31, 2014. Amchi Gendynamy Science Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amchi Gendynamy Science Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from May 20, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2016

Amchi Gendynamy Science Corporation

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$59,837	$-
Prepaid expense	7,400	-
Total Current Assets	67,237	-

Other assets:
Patent and Trademark	10,400	-

Total Assets	$77,637	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$15,000	$-
Payable to related party	102,172	-
Short term advances	60,445	-
Total Current Liabilities	177,617	-

Total Liabilities	177,617	-

Commitments and contingencies (Note 5)

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 shares 20,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,050	2,000
Discount on common stock	(2,050)	(2,000)
Additional paid in capital	1,751	707
Deficit accumulated during development stage	(101,731)	(707)
Total Stockholders' Equity (Deficit)	(99,980)	-

Total Liabilities and Stockholders' Equity	$77,637	$-

The accompanying notes are an integral part of these financial statements.

Amchi Gendynamy Science Corporation

Statements of Operations

	For the year ended December 31, 2015	For the period from May 20, 2014 (Inception) to December 31, 2014

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative	101,024	707
Total operating expenses	101,024	707

Operating loss from operations	(101,024)	(707)

Other income (expenses)	-	-

Loss from operations before income taxes	(101,024)	(707)

Provision for income tax	-	-

Net loss	$(101,024)	$(707)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	20,052,055	20,000,000

The accompanying notes are an integral part of these financial statements.

Amchi Gendynamy Science Corporation

Statement of Changes in Shareholders' Equity (Deficit)

	Common Shares		Discount on	Additional	Accumulated
	Number	Par Value	Common Stock	Paid-in Capital	Deficit	Total
Balance - May 20, 2014 (inception)	-	$-	$-	$-	$-	$-
Issuance of shares to founders	20,000,000	2,000	(2,000)	-	-	-
Contribution of capital	-	-	-	707	-	707
Net loss	-	-	-	-	(707)	(707)
Balance - December 31, 2014	20,000,000	2,000	(2,000)	707	(707)	-

Redemption of shares	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of shares as a result of change in control	20,000,000	2,000	(2,000)	-	-	-
Contribution of capital	-	-	-	1,044	-	1,044
Net loss	-	-	-	-	(101,024)	(101,024)
Balance - December 31, 2015	20,500,000	$2,050	$(2,050)	$1,751	$(101,731)	$(99,980)

The accompanying notes are an integral part of these consolidated financial statements.

Amchi Gendynamy Science Corporation

Statements of Cash Flows

	For the year ended December 31, 2015	For the period from May 20, 2014 (Inception) to December 31, 2014

Cash Flows from Operating Activities
Net loss	$(101,024)	$(707)
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses paid by stockholder and contributed as capital	1,044	707
Changes in operating assets and liabilities
Prepaid expense	(7,400)	-
Accounts payable	85,000	-
Payable to related party	32,172	-
Net cash provided by operating activities	9,792	-

Cash Flows from Investing Activities:
Cash paid for patents and trademarks	(10,400)	-
Net cash used in investing activities	(10,400)	-

Cash Flows from Financing Activities:
Cash proceeds from short term advances	60,445	-
Net cash provided by financing activities	60,445	-

Net increase in cash and cash equivalents	59,837	-

Cash and cash equivalents, beginning of the period	-	-

Cash and cash equivalents, end of the period	$59,837	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Settlement of accounts payable by related party	$102,173	$-
Discount on common stock	$50	$-

The accompanying notes are an integral part of these consolidated financial statements.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “Amchi” shall mean Amchi Gendynamy Science Corporation, a Delaware corporation.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $101,024 for the year ended December 31, 2015, provided net cash in operating activities of $9,792, had a working capital deficit of $110,380, and has an accumulated deficit of $101,731 as of December 31, 2015. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates of valuation of equity instruments. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash and cash equivalents as of December 31, 2015 and 2014, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2015 and 2014, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, payable to a related party and short term advance. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Patents and Trademarks

Patents and trademarks which are stated at cost, relate to the cost of applications submitted for obtaining patent and trademark of our Genome Repair Device, a non-invasive treatment device. Cost is based on third party expenditures for patent applications. We will begin amortizing our patents and trademarks over their estimated remaining useful life when we begin revenue-producing activities. We will determine the useful lives of patents and trademarks after considering the specific facts and circumstances related to each such asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. As of December 31, 2015, the Company expended $10,400 in costs for submitting the application for patents and trademarks.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

New Accounting Pronouncements

In May 2014, and later amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued new Accounting Standards Update (“ASU”) regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

The Financial Accounting Standards Board issues Accounting Standard Updates to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 16, 2016, Everrich Global Investments Limited (“Everrich”), an entity controlled by the Chief Executive Officer of the Company (the “Officer”), entered into an agreement with Tiber Creek Corporation (“Tiber Creek”), an entity controlled by the founders of the Company, to combine Everrich with a United States reporting company (the “Company”). Upon the change in control of the Company, the existing shareholders of Tiber Creek will retain 500,000 common shares of the Company and the remaining outstanding shares will be returned to the Company (Note 6). In full satisfaction of the services of Tiber Creek, Everrich will pay a non-refundable consideration of $85,000 in legal and professional fees to Tiber Creek. The Company has recorded the legal fees expense of $85,000 as of December 31, 2015. The Officer has paid on behalf of the Company $70,000 of the consideration to Tiber Creek during 2015 and the remaining $15,000 is recorded as accounts payable as of December 31, 2015.

The Officer has occasionally provided short term advances to the Company for opening its bank accounts and payments to vendors for performing services to the Company. The short term advances are non-interest bearing, unsecured and due on demand. The Company is indebted to the Officer $102,172 and $0 due and payable as of December 31, 2015 and 2014, respectively.

NOTE 4 – DEPOSITS

As of December 31, 2015, the Company had received cash deposits of $60,445 for purchase of common shares pursuant to a prospective private placement. The private placement for sale of common shares took place in January 2016, and such deposits received were converted into equity by issuance of 218,000 shares of common shares to two investors (Note 8) as of the date of this report.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2015 was 500,000,000 authorized common shares with a par value of $0.0001 per share, and 10,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common stock

On May 20, 2014 the Company issued 20,000,000 shares of common stock at par value of $0.0001 per share to two directors and officers at a discount of $2,000.

On October 14, 2015 the Company effected a change in control and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two directors (Note 3).

On October 15, 2015, the Company issued 20,000,000 shares of its common stock at par value, at a discount of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 to Wisdom Qiao, Chief Executive Officer, the sole officer and director of the Company.

On October 20, 2015, the Company filed with the State of Delaware a certificate of amendment to its Certificate of Incorporation increasing its authorized shares of common stock from 100,000,000 to 500,000,000.

As a result of all common stock issuances, the total outstanding shares of common stock at December 31, 2015 were 20,500,000.

Preferred stock

At December 31, 2015, the Company had no shares of preferred stock issued or outstanding.

NOTE 7 - INCOME TAX

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% and 8.7% state income tax rate for Delaware for the years ended December 31, 2015 and 2014, respectively, to the income taxes reflected in the Statements of Operations:

	For the year ended December 31,
	2015	2014
Tax expense at statutory rate - federal	(34.00)%	(34.00)%
State tax expense, net of federal benefit	(5.74)%	(5.74)
Valuation allowance	39.74%	39.74%
Tax expense at actual rate	-	-

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	For the year ended December 31,
	2015	2014
Deferred tax assets and liabilities:
Net operating loss carry forward	$40,430	$281
Valuation allowance	$(40,430)	$(281)
Net deferred tax assets	-	-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At December 31, 2015 and 2014, the Company had net operating loss carry-forwards of approximately $101,700 and $700 resulting in deferred tax assets recorded of $40,430 and $281, respectively, which begin to expire in 2034. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $40,149 and $281, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax year 2014 remains open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

On January 15, 2016 the Company completed a private placement of 26,707,994 shares of its common stock to 37 investors (the “Investors”) for a total purchase price of $647,610. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 37 investors as of the date of this report. No commissions were paid. The Investors have acquired their shares for investment and not with a view toward distribution. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

December 31, 2015 and 2014

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by Wisdom Qiao, the CEO, director and principal shareholder of the Company, of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, the Company has issued 200,000,000 shares of its common stock to Wisdom Qiao, the Company’s CEO, director and principal shareholder as of the date of this report. The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers. The application was filed with the patent office on September 22, 2015. The Invention is a massage device with predetermined patterns, pressures and methods, designed to provide health benefits to improve physical fitness, reduce blood pressure, reduce glucose levels, enhance sleep and potentially reduce or eliminate tumor growth.

On February 11, 2016, the Company entered into a Product Design Service Agreement with Focus Product Design, a California corporation, to design product requirements, systems architecture, proof of concept ME and EE, part sourcing, product architecture, etc. for a fixed fee of $635,100. The agreement will continue to be effective until performed by Focus. The Company has paid to Focus Product Design $7,400 and recorded the expense as a prepaid expense in the accompanying financial statements as of December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCHI GENDYNAMY SCIENCE CORPORATION

	By:	/s/ Wisdom Qiao
Dated: April 14, 2016	Chief Executive Officer

	By:	/s/ Wisdom Qiao
Dated: April 14, 2016	Chief Financial Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Wisdom Qiao	Director	April 14, 2016

/s/ Shiwei Qiao	Director	April 14, 2016

/s/ Wengling Zhang	Director	April 14, 2016