Form 10-Q
period 2016-03-31
Amchi Gendynamy Science Corp
filed 2016-05-16
CIK 1610764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: MARCH 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 55224

AMCHI GENDYNAMY SCIENCE CORPORATION

(Name of small business issuer in its charter)

Delaware	47-1360654
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1809 Pritchard Way
Hacienda Heights, CA	91745
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 626-715-9695

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           YES [ X ] NO [  ]

As of May 16, 2016, there were 247,207,994 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Amchi Gendynamy Science Corporation

Form 10-Q

For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Amchi Gendynamy Science Corporation

Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$515,106	$59,837
Prepaid expense	-	7,400
Total Current Assets	515,106	67,237

Other Assets
Patent rights and trademark	30,400	10,400

Total Assets	$545,506	$77,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$14,162	$15,000
Payable to related party	9,859	102,172
Deposits	-	60,445
Total Current Liabilities	24,021	177,617

Total Liabilities	24,021	177,617

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015, respectively
Common stock, $0.0001 par value, 500,000,000 shares authorized; 247,207,994 shares and 20,500,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	24,721	2,050
Discount on common stock	(2,050)	(2,050)
Additional paid in capital	646,690	1,751
Deficit accumulated during development stage	(147,877)	(101,731)
Total Stockholders' Equity (Deficit)	521,484	(99,980)

Total Liabilities and Stockholders' Equity	$545,506	$77,637

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Operations

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	46,171	-
Total Operating Expenses	46,171	-

Operating Loss From Operations	(46,171)	-

Other Income (Expenses)	25	-

Loss From Operations Before Income Tax	(46,146)	-

Provision For Income Tax	-	-

Net Loss	$(46,146)	$-

Basic and Diluted Net Loss Per Share	$-	$-

Weighted Average Number of Shares Outstanding	186,543,204	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Cash Flows

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(46,146)	$-
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses paid by stockholder and contributed as capital	-	-
Changes in operating assets and liabilities
Prepaid expense	7,400	-
Accounts payable	(837)	-
Deposits	(60,445)
Net Cash Used in Operating Activities	(100,028)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash paid to related party against advances	(92,313)	-
Cash proceeds from sale of common stock	647,610
Net Cash Provided by Financing Activities	555,297	-

Net Increase in Cash and Cash Equivalents	455,269	-

Cash and Cash Equivalents, Beginning of the Period	59,837	-

Cash and Cash Equivalents, End of the Period	$515,106	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Assignment of patent rights and trademark in exchange of common stock	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $46,146 for the three months ended March 31, 2016, used net cash in operating activities of $100,028, had a working capital surplus of $491,085, and has an accumulated deficit of $147,877 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company has the cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016 and not as of December 31, 2015.

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

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2016 and December 31, 2015, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, accounts payable, payable to a related party and short term deposits. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Patents Rights and Trademark

Patent rights and trademarks which are stated at cost, relate to the cost of applications submitted for obtaining patent and trademark of our Genome Repair Device, a non-invasive treatment device. Cost is based on third party expenditures for patent applications. We will begin amortizing our patent rights and trademark over their estimated remaining useful life when we begin revenue-producing activities. We will determine the useful lives of patent rights and trademark after considering the specific facts and circumstances related to each such asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. As of March 31, 2016 and December 31, 2015, the Company expended $30,400 and $10,400 in costs for submitting the application for patent rights and trademark which includes patent rights assigned by our Officer to the Company.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 16, 2015, Everrich Global Investments Limited (“Everrich”), an entity controlled by Wisdom Qiao, the Chief Executive Officer of the Company (the “Officer”), entered into an agreement with Tiber Creek Corporation (“Tiber Creek”), an entity controlled by the founders of the Company, to combine Everrich with a United States reporting company (the “Company”). Upon the change in control of the Company, the existing shareholders of Tiber Creek will retain 500,000 common shares of the Company and the remaining outstanding shares will be returned to the Company. In full satisfaction of the services of Tiber Creek, Everrich agreed to pay a non-refundable consideration of $85,000 in legal and professional fees to Tiber Creek. The Officer has paid on behalf of the Company $80,000 of the consideration to Tiber Creek and the remaining $5,000 is recorded as accounts payable as of March 31, 2016.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by the Officer of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued 200,000,000 shares of its common stock to its Officer (Note 6). The Invention is a massage device with predetermined patterns, pressures and methods, designed to provide health benefits to improve physical fitness, reduce blood pressure, reduce glucose levels, enhance sleep and potentially reduce or eliminate tumor growth.

The Officer has occasionally provided short term advances to the Company for opening its bank accounts and payments to vendors for performing services to the Company. The short term advances are non-interest bearing, unsecured and due on demand. For the three months ended March 31, 2016, the Company paid to the Officer $92,313 towards the advances provided for its working capital needs. The Company is indebted to the Officer $9,859 and $102,172 due and payable as of March 31, 2016 and December 31, 2015, respectively.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 4 – DEPOSITS

As of March 31, 2016 and December 31, 2015, respectively, the Company had received cash deposits of $0 and $60,445 from two investors for purchase of common shares pursuant to a prospective private placement. The private placement for sale of common shares took place in January 2016, and such deposits received from two investors were converted into equity, by issuance of 218,000 shares of common shares pursuant to the private placement as of March 31, 2016 (Note 6).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

On February 11, 2016, the Company entered into a Product Design Service Agreement with Focus Product Design, a California corporation, to design product requirements, systems architecture, proof of concept ME and EE, part sourcing, product architecture, etc. for a fixed fee of $635,100. The agreement will continue to be effective until performed by Focus. The Company had paid to Focus Product Design $7,400 towards the product design cost as of December 31, 2015 which was recorded as a prepaid expense. The cost of product design was expensed during the period ended March 31, 2016.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2016 was 500,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common stock

On January 15, 2016, the Company completed a private placement of 26,707,994 shares of its common stock to 37 investors (the “Investors”) for a total purchase price of $647,610. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 37 investors as of March 31, 2016. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by Wisdom Qiao, the CEO, director and principal shareholder of the Company (“Officer”), of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued to its Officer 200,000,000 shares of its common stock valued at the par value of $0.0001 per share for $20,000 (Note 3). The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers.

As a result of all common stock issuances, the total outstanding shares of common stock at March 31, 2016 were 247,207,994.

Preferred stock

At March 31, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “we”, “our,” “us” and the “Company” in this Item 2 refer to Amchi Gendynamy Science Corporation (“AGSC”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in the 2015 Annual Report filed with the Securities and Exchange Commission on April 14, 2016. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2015 Annual Report filed with the Securities and Exchange Commission on April 14, 2015 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $46,146 for the three months ended March 31, 2016, used net cash in operating activities of $100,028, had a working capital surplus of $491,085, and has an accumulated deficit of $147,877 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from providing genome repair services since inception of May 20, 2014 (inception) to March 31, 2016, respectively. We do not expect to earn revenues from genome repair service for at least the next twelve months. We may never generate revenues and we may never succeed in commercializing any other products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $46,171 compared to $0 for the same comparable period in 2015. Operating expenses increased by $46,171 in 2016 primarily due to the increase in general and administrative expense primarily due to the audit fees of $17,562 incurred for the audit of financial statements of the Company for the years ended December 31, 2015 and 2014, respectively; payroll expenses of $10,000; consulting fees of $4,000 recorded in providing assistance in preparing business plans of the Company; product development costs of $7,400 and approximately $7,200 for general office and travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

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

As of March 31, 2016, we had $515,106 of cash compared to $59,837 at December 31, 2015. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the three months ended March 31, 2016 and 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 14, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $100,028, which resulted primarily from the loss of $46,146, decrease in prepaid expenses of $7,400, decrease in accounts payable of $837 and decrease of $60,445 in deposits.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $555,297, primarily due to cash proceeds from sale of common stock of $647,610 and cash paid to the related party of $92,313 against cash advances previously received.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $455,269 for the three months ended March 31, 2016. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company will not be able to implement its business plan as a going concern.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), and as provided in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and, therefore, are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of March 31, 2016 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●

We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. As a result, errors were identified in the underlying data used to support accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●

We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-Q. As a result, errors were identified primarily related to stock issuances and their accounting treatment. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With the oversight of senior management, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.

With respect to validation of the completeness and accuracy of underlying data used in the determination of stock issuance and accounting transactions, management intends to:

•     Timely issue all stock certificates contemporaneous with the closing of transactions resulting in a stock issuance.

•     Have the Company’s independent transfer agent issue all stock certificates to stockholders listed on the Company’s stock ledger.

•     As soon as the Company can afford it, hire an employee who will be dedicated to overseeing all stock issuance and related matters.

With respect to timely and accurate filing of our financial results, management intends to:

•     As soon as the Company can afford to do so, engage consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•     Implement more robust accounting policies and work with consultants to streamline activities and implement best practices.

•     As soon as we can afford to do, hire a Chief Financial Officer so the same person is not serving as both Chief Executive Officer and Chief Financial Officer.

•     Additionally, as soon as we can afford to do so we plan on creating a new position to oversee accounting systems, designing internal controls and ensuring compliance, implementing accounting policies and procedures, and implementing process improvements.

While senior management is closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary. There is also no assurance that we will be able to afford to implementation of these improvements during the current fiscal year.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A.	Risk Factors

The section entitled “Risk Factors” in the 2015 Annual Report filed with the Securities and Exchange Commission on April 14, 2016 is hereby incorporated by reference in this report as if set forth herein in its entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2016, the Company completed a private placement of 26,707,994 shares of its common stock to 37 investors for a total purchase price of $647,610. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 37 investors as of March 31, 2016. No commissions were paid. The Investors have acquired their shares for investment and not with a view toward distribution. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment by Wisdom Qiao, the CEO, director and principal shareholder of the Company, of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the assignment, the Company has issued to Wisdom Qiao 200,000,000 shares of its common stock valued at the par value of $0.0001 per share for $20,000 as of March 31, 2016. The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016		Amchi Gendynamy Science Corporation

	By:	/s/ Wisdom Qiao
WISDOM QIAO
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)