Form 10-Q
period 2016-06-30
Amchi Gendynamy Science Corp
filed 2016-08-09
CIK 1610764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 30, 2016

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

As of August 8, 2016, there were 247,207,994 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Amchi Gendynamy Science Corporation

Form 10-Q

For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Amchi Gendynamy Science Corporation

Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$324,386	$59,837
Prepaid expense	-	7,400
Other current asset	148,571	-
Total Current Assets	472,957	67,237

Other Assets:
Patent Rights and Trademark	30,400	10,400

Total Assets	$503,357	$77,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$5,000	$15,000
Accrued liabilities	5,153	-
Officer's compensation payable	30,000	-
Payable to related party	12,359	102,172
Deposits	-	60,445
Total Current Liabilities	52,512	177,617

Total Liabilities	52,512	177,617

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 247,207,994 shares and 20,500,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24,721	2,050
Discount on common stock	(2,050)	(2,050)
Additional paid in capital	646,690	1,751
Deficit accumulated during development stage	(218,516)	(101,731)
Total Stockholders' Equity (Deficit)	450,845	(99,980)

Total Liabilities and Stockholders' Equity	$503,357	$77,637

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Operations

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	70,660	-	116,831	-
Total Operating Expenses	70,660	-	116,831	-

Operating Loss From Operations	(70,660)	-	(116,831)	-

Other Income (Expenses)	21	-	46	-

Loss From Operations Before Income Tax	(70,639)	-	(116,785)	-

Provision For Income Tax	-	-	-	-

Net Loss	$(70,639)	$-	$(116,785)	$-

Basic and Diluted Net Loss Per Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Number of Shares Outstanding	247,207,994	20,000,000	216,875,599	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Cash Flows

	For The Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(116,785)	$-
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses paid by stockholder and contributed as capital	-	-
Changes in operating assets and liabilities:
Prepaid expense	7,400	-
Other current asset	(148,571)	-
Accounts payable	(10,000)	-
Accrued liabilities	5,153	-
Officer's compensation payable	30,000	-
Deposits	(60,445)	-
Net Cash Used in Operating Activities	(293,248)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Cash received from related party as advance	2,500	-
Cash paid to related party against advances	(92,313)	-
Cash proceeds from sale of common stock	647,610	-
Net Cash Provided by Financing Activities	557,797	-

Net Increase in Cash and Cash Equivalents	264,549	-

Cash and Cash Equivalents, Beginning of the Period	59,837	-

Cash and Cash Equivalents, End of the Period	$324,386	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assignment of patent and trademark in exchange of common stock	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “Amchi” shall mean Amchi Gendynamy Science Corporation, a Delaware corporation.

Amchi Gendynamy Science Corporation, formerly known as Pretty Valley Acquisition Corporation, was incorporated on May 20, 2014 under the laws of the state of Delaware. On June 18, 2014, Pretty Valley Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company. In September, 2015, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Pretty Valley Acquisition Corporation to Amchi Gendynamy Science Corporation. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company is an early-stage development company specializing in genome dynamics editing and application. Amchi is also researching, designing and developing an experimental genome dynamic repair treatment based on the dynamic principle of genetic editing theory, utilizing electrical frequencies and a special acoustic waves to help repair DNA and RNA that may have been incorrectly encoded due to offsetting energy through the genome editing process.  The Company has completed several therapy sessions with individuals in China with some success in rehabilitating and in the prevention of various hereditary genetic diseases, especially in Diabetes, including hypertension. The Company’s research is in its very early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $116,785 for the six months ended June 30, 2016, used net cash in operating activities of $293,248, has a working capital surplus of $420,445, and has an accumulated deficit of $218,516 as of June 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amchi Gendynamy Science Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates of valuation of equity instruments. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other current asset. The Company places its cash with high quality banking institutions. The Company has the cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016 and not as of December 31, 2015.

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

Amchi Gendynamy Science Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2016 and December 31, 2015, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, other current asset, accounts payable, payable to a related party and short term deposits. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Patent Rights and Trademark

Patent rights and trademarks which are stated at cost, relate to the cost of applications submitted for obtaining patent and trademark of our Genome Repair Device, a non-invasive treatment device. Cost is based on third party expenditures for patent applications. We will begin amortizing our patent rights and trademark over their estimated remaining useful life when we begin revenue-producing activities. We will determine the useful lives of patent rights and trademark after considering the specific facts and circumstances related to each such asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. As of June 30, 2016 and December 31, 2015, the Company expended $30,400 and $10,400 in costs for submitting the application for patent rights and trademark which includes patent rights assigned by our Officer to the Company.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

 New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – OTHER CURRENT ASSET

In April 2016, the Company received a notice from the State of Delaware that Amchi is delinquent in filing its Annual Franchise Tax Report for the tax year 2015. The Company was required to pay a franchise tax of $144,070 and interest and penalty of $4,501 for a total consideration of $148,571. The Company made the payment of $148,571 on April 27, 2016. Upon further review, the Company followed up with the Delaware Franchise Tax department and was informed that Amchi had previously paid the required annual franchise tax for 2015, and there was a computer error in sending out the delinquent tax notice. The Company is currently completing the formalities to receive the refund from the State of Delaware Franchise Tax and expect to receive the refund in full.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 16, 2015, Everrich Global Investments Limited (“Everrich”), an entity controlled by Wisdom Qiao, the Chief Executive Officer of the Company (the “Officer”), entered into an agreement with Tiber Creek Corporation (“Tiber Creek”), an entity controlled by the founders of the Company, to combine Everrich with a United States reporting company (the “Company”). Upon the change in control of the Company, the existing shareholders of Tiber Creek retained 500,000 common shares of the Company and the remaining outstanding shares were returned to the Company. In full satisfaction of the services of Tiber Creek, Everrich agreed to pay a non-refundable consideration of $85,000 in legal and professional fees to Tiber Creek. The Officer has paid, on behalf of the Company, $80,000 of the consideration to Tiber Creek and the remaining $5,000 is recorded as accounts payable as of June 30, 2016.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by the Officer of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued 200,000,000 shares of its common stock to its Officer (Note 7). The Invention is a massage device with predetermined patterns, pressures and methods, designed to provide health benefits to improve physical fitness, reduce blood pressure, reduce glucose levels, enhance sleep and potentially reduce or eliminate tumor growth.

The Officer has occasionally provided short term advances to the Company for opening its bank accounts and payments to vendors for performing services to the Company. The short term advances are non-interest bearing, unsecured and due on demand. For the six months ended June 30, 2016, the Company received $2,500 from the Officer to settle Amchi’s obligation to a consultant, and paid to the Officer $92,313 towards the advances provided for its working capital needs. The Company is indebted to the Officer $12,359 and $102,172 due and payable as of June 30, 2016 and December 31, 2015, respectively. In addition, the Company is indebted to the Officer $30,000 and $30,000 for compensation for the three months and six months ended June 30, 2016. No compensation was earned or paid to the Officer in the comparable periods of 2015

NOTE 5 – DEPOSITS

The Company received cash deposits of $0 and $60,445 as of June 30, 2016 and December 31, 2015, respectively, from two investors for purchase of common shares pursuant to a prospective private placement for sale of its common stock in January 2016. The deposits received from two investors were converted into equity by issuance of 218,000 shares of common stock pursuant to the private placement (Note 7).

Amchi Gendynamy Science Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

On February 11, 2016, the Company entered into a Product Design Service Agreement (“Design Agreement”) with Focus Product Design, a California corporation, to design product requirements, systems architecture, proof of concept ME and EE, part sourcing, product architecture, etc. for a fixed fee of $635,100. The Company had paid to Focus Product Design $7,400 towards the product design cost which was recorded as a prepaid expense as of December 31, 2015. The cost of product design has been expensed during the period ended June 30, 2016. On July 24, 2016, the Company terminated its Design Agreement and no additional costs are due to Focus Product Design as of the date of termination.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2016 was 500,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common stock

On January 15, 2016, the Company completed a private placement of 26,707,994 shares of its common stock to 37 investors (the “Investors”) for a total purchase price of $647,610. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 37 investors as of June 30, 2016. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by Wisdom Qiao, the CEO, director and principal shareholder of the Company (“Officer”), of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued to its Officer 200,000,000 shares of its common stock valued at the par value of $0.0001 per share for $20,000 (Note 4). The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers.

As a result of all common stock issuances, the total outstanding shares of common stock at June 30, 2016 were 247,207,994.

Preferred stock

At June 30, 2016, the Company had no shares of preferred stock issued or outstanding.

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

Amchi Gendynamy Science Corporation is an early-stage development company specializing in genome dynamics editing and application. The Company is researching, designing and developing an experimental genome dynamic repair treatment based on the dynamic principle of genetic editing theory, utilizing electrical frequencies and a special acoustic waves, which the founder of the  company  has took over 20 year to study on dynamic principle of genetic editing to discover the right multiple frequency, how they work on Genome mutation,  to help repair DNA and RNA that may have been incorrectly encoded due to offsetting energy through the genome editing process.  The Company has completed several therapy sessions with individuals in China with some success in rehabilitating and in the prevention of various hereditary genetic diseases, especially in Diabetes, including hypertension. Wisdom Qiao, our CEO, director and principal shareholder, is a leader in the field of precise energy genome therapy and in other categories such as genome dynamic editing program, biotech and life sciences. After 20 years of dedicated research, Wisdom Qiao‘s team is confident that genome dynamic repair system is ready to be commercialized for its effectiveness on Diabetes. The Company has started another 10 diabetes case study in May 2016. The therapy protocol or its energy treatment will be proved by the scientific and medical communities by the report of case study. The Company’s research is in its very early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officer and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $116,785 for the six months ended June 30, 2016, used net cash in operating activities of $293,248, has a working capital surplus of $420,445, and has an accumulated deficit of $218,516 as of June 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from providing genome repair services since inception of May 20, 2014 (inception) to June 30, 2016, respectively. We do not expect to earn revenues from genome repair service for at least the next twelve months. We may never generate revenues and we may never succeed in commercializing any other products or services.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2016 were $70,661 and $116,831 compared to $0 for the same comparable periods in 2015. Operating expenses increased by $70,660 and $116,831 for the three months and six months ended June 30, 2016 due to the increase in general and administrative expense primarily due to the audit fees of $23,062 incurred for the audit of financial statements of the Company for the years ended December 31, 2015 and 2014, respectively; payroll expenses of $46,000; consulting fees of $21,395 recorded in providing assistance in preparing business plans of the Company and filing of regulatory reports; product development costs of $7,400, and approximately $18,900 for general office and travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officer and shareholders. Our Genome Repair Device is a product candidate still in development, and, to date, we have conducted many human studies and other preclinical work with to that product candidate. Our Genome Repair Device will require substantial additional development and testing, and at present, we are focusing most of our efforts and resources on the second stage of clinical study after 20 years research and testing, ready for commercialization of this device. There can be no assurance that our development efforts will successfully reach expected results or that the Genome Repair Device will have the capabilities we expect. We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our Genome Repair Device. Even if our plans and projects are successfully initiated, there can be no assurance that such plans and projects will have any commercial success or advantage. Also, there is no assurance that our initiatives will perform as intended in the marketplace.

As of June 30, 2016, we had $324,386 of cash compared to $59,837 at December 31, 2015. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital and our requirements will depend on many factors, including the following:

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

The accompanying financial statements for the three months and six months ended June 30, 2016 and 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have accumulated deficit on most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 14, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $293,248, which resulted primarily from the loss of $116,785, decrease in prepaid expenses of $7,400, increase in other current asset of $148,571, decrease in accounts payable of $10,000, increase in accrued liabilities of $5,153, increase in officer’s compensation of $30,000, and decrease in deposits of $60,445.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $557,797, primarily due to cash proceeds from sale of common stock of $647,610, cash proceeds from a related party of $2,500 to settle Amchi’s obligation of a consultant, and cash paid to the related party of $92,313 against cash advances previously received.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $264,549 for the six months ended June 30, 2016. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common stock.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of June 30, 2016 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

None

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

Date: August 8, 2016		Amchi Gendynamy Science Corporation

	By:	/s/ Wisdom Qiao
WISDOM QIAO
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)