Form 10-Q/A
period 2016-03-31
Amchi Gendynamy Science Corp
filed 2016-09-13
CIK 1610764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 16, 2016 (the “Initial Filing”), to reclassify $60,445 of Deposits previously categorized in the Statement of Cash Flows for the three months ended March 31, 2016 (Unaudited) in the Cash Flows From Operating Activities, to the Cash Flows From Financing Activities. This change also resulted in increase in general and administrative expenses by $45 to $46,216 and increase in a net loss to $46,191 for the three months ended March 31, 2016 (Unaudited). In addition, we revised Item IV “Controls and Procedures” section. Except with respect to the changes in the financial statements described above, and corresponding changes to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, and revising Item IV - Controls and Procedures, the Initial Filing has not been amended, updated or otherwise modified.

Unless specified, the disclosures provided in this report have not been updated for more current information. Therefore, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q /A, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 1A of Part II of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Amchi Gendynamy Science Corporation

Form 10-Q/A

For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Amchi Gendynamy Science Corporation

Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$515,106	$59,837
Prepaid expense	-	7,400
Total Current Assets	515,106	67,237

Other Assets
Patent rights and trademark	30,400	10,400

Total Assets	$545,506	$77,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$14,162	$15,000
Payable to related party	9,859	102,172
Deposits	-	60,445
Total Current Liabilities	24,021	177,617

Total Liabilities	24,021	177,617

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015, respectively
Common stock, $0.0001 par value, 500,000,000 shares authorized; 247,207,994 shares and 20,500,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	24,721	2,050
Discount on common stock	(2,050)	(2,050)
Additional paid in capital	646,735	1,751
Deficit accumulated during development stage	(147,922)	(101,731)
Total Stockholders' Equity (Deficit)	521,484	(99,980)

Total Liabilities and Stockholders' Equity	$545,506	$77,637

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Operations

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	46,216	-
Total Operating Expenses	46,216	-

Operating Loss From Operations	(46,216)	-

Other Income (Expenses)	25	-

Loss From Operations Before Income Tax	(46,191)	-

Provision For Income Tax	-	-

Net Loss	$(46,191)	$-

Basic and Diluted Net Loss Per Share	$-	$-

Weighted Average Number of Shares Outstanding	186,543,204	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Cash Flows

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(46,191)	$-
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses paid by stockholder and contributed as capital	-	-
Changes in operating assets and liabilities
Prepaid expense	7,400	-
Accounts payable	(837)	-
Net Cash Used in Operating Activities	(39,628)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash paid to related party against advances	(92,313)	-
Cash proceeds from sale of common stock	587,210
Net Cash Provided by Financing Activities	494,897	-

Net Increase in Cash and Cash Equivalents	455,269	-

Cash and Cash Equivalents, Beginning of the Period	59,837	-

Cash and Cash Equivalents, End of the Period	$515,106	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of deposits received into issuance of common stock	$60,445	$-
Assignment of patent rights and trademark in exchange of common stock	$20,000	$-

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

The Company is an early-stage development company using a special designed message machine along with acoustic wave to replace medicine and insulin to help diabetes patients to recovery from high blood sugar and medicine side effects. In China, Amchi is one of a few companies in the field of developing a physical method to treat Diabetes, utilizing electrical frequencies and special acoustic waves, which the founder of the Company has devoted many years in researching this Chinese traditional sound wave treatment. The Company has been working to determine what is the right multiple frequency, and how this frequency works on Diabetes to lower blood sugar. The Company’s research is in its early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $46,191 for the three months ended March 31, 2016, used net cash in operating activities of $39,628, had a working capital surplus of $491,085, and has an accumulated deficit of $147,922 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. The Company did not have cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 16, 2015, Everrich Global Investments Limited (“Everrich”), an entity owned and controlled by Wisdom Qiao, the Chief Executive Officer of the Company (the “Officer”), entered into an agreement with Tiber Creek Corporation (“Tiber Creek”), an entity controlled by the founders of the Company, to exercise change in control of the Company. Upon the change in control of the Company, the existing shareholders of Tiber Creek retained 500,000 common shares of the Company and the remaining outstanding shares were returned to the Company. In full satisfaction of the services of Tiber Creek, Everrich agreed to pay a non-refundable consideration of $85,000 in legal and professional fees to Tiber Creek. The Officer has paid on behalf of the Company $80,000 of the consideration to Tiber Creek and the remaining $5,000 is recorded as accounts payable as of March 31, 2016.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by the Officer of her entire right, title and ownership interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued 200,000,000 shares of its common stock to its Officer and valued them at $20,000 (Note 6). The transfer of nonmonetary asset by its Officer in exchange of common stock is recorded at the Officer’s historical cost basis determined under USGAAP. Since the common stock of the Company is closely held and not traded, estimating the fair value of the common stock issued is not appropriate. Therefore, upon the assignment of entire right, title and ownership interest in patent application by the Officer to the Company in exchange for 200,000,000 shares of the Company’s common stock, the Company valued the patent rights, title and ownership at its historical cost which approximated $20,000.

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

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 4 – DEPOSITS

As of March 31, 2016 and December 31, 2015, respectively, the Company had received cash deposits of $0 and $60,445 from two investors for purchase of common shares pursuant to a prospective private placement. The private placement for sale of common shares took place in January 2016, and such deposits received from two investors, were converted into equity, by issuance of 218,000 shares of common shares pursuant to the private placement as of March 31, 2016 (Note 6).

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

Common stock

On January 15, 2016, the Company completed a private placement of 26,707,994 shares of its common stock to 37 investors (the “Investors”) for a total purchase price of $647,655. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 37 investors as of March 31, 2016. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

Amchi Gendynamy Science Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by Wisdom Qiao, the CEO, director and principal shareholder of the Company (“Officer”), of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued to its Officer 200,000,000 shares of its common stock valued at $20,000 (Note 3). The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers.

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

The Company is an early-stage development company using a special designed message machine along with acoustic wave to replace medicine and insulin to help diabetes patients to recovery from high blood sugar and medicine side effects. In China, Amchi is one of a few companies in the field of developing a physical method to treat Diabetes, utilizing electrical frequencies and special acoustic waves, which the founder of the Company has devoted many years in researching this Chinese traditional sound wave treatment. The Company has been working to determine what is the right multiple frequency, and how this frequency works on Diabetes to lower blood sugar. The Company’s research is in its early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities. The Company has completed several therapy sessions with individuals in China with some success in rehabilitating and in the prevention of various hereditary genetic diseases, especially in Diabetes, including hypertension. Wisdom Qiao, our CEO, director and principal shareholder, is a leader in the field of precise energy genome therapy and in other categories such as genome dynamic editing program, biotech and life sciences. After 20 years of dedicated research, Wisdom Qiao‘s team is confident that genome dynamic repair system is ready to be commercialized for its effectiveness on Diabetes. The Company will start another 10 diabetes case study in May 2016. The therapy protocol or its energy treatment will be proved by the scientific and medical communities by the report of case study. The Company’s research is in its very early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $46,191 for the three months ended March 31, 2016, used net cash in operating activities of $39,628, had a working capital surplus of $491,085, and has an accumulated deficit of $147,922 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from providing genome repair services since inception of May 20, 2014 (inception) to March 31, 2016, respectively. We do not expect to earn revenues from genome repair service for at least the next twelve months. We may never generate revenues and we may never succeed in commercializing any other products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $46,216 compared to $0 for the same comparable period in 2015. Operating expenses increased by $46,216 in 2016 primarily due to the increase in general and administrative expense primarily due to the audit fees of $17,562 incurred for the audit of financial statements of the Company for the years ended December 31, 2015 and 2014, respectively; payroll expenses of $10,000; consulting fees of $4,000 recorded in providing assistance in preparing business plans of the Company; product development costs of $7,400 and approximately $7,200 for general office and travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

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

As of March 31, 2016, we had $515,106 of cash compared to $59,837 at December 31, 2015. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Although the Company has $515,106 cash available, the company needs additional funds to meet its operational needs and capital requirements for product development and commercialization. The Company estimates to spend a minimum of $2 million for development of its initial Genome Repair Device. In addition, the Company plans to conduct clinical research studies in US and China once the prototype of repair device is developed and ready for beta testing. The Company will be requiring additional funding of approximately $7 million for obtaining regulatory approvals, clinical trials and studies in US and China, hire management teams for product development, marketing and administration, Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $39,628, which resulted primarily from the loss of $46,191, decrease in prepaid expenses of $7,400 and decrease in accounts payable of $837.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $494,897, primarily due to cash proceeds from sale of common stock of $587,210 and cash paid to the related party of $92,313 against cash advances previously received.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of March 31, 2016 that our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the identified material weakness, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP").  We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") - 1992.

In connection with management's assessment of our internal control over financial reporting, the Company does not have a controlling independent board of directors or audit committee as of March 31, 2016. We consider this to be a material weakness as an independent board and audit committee provide important oversight. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

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

Date: September 13, 2016		Amchi Gendynamy Science Corporation

	By:	/s/ Wisdom Qiao
Wisdom Qiao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)