Form 10-Q/A
period 2016-06-30
Amchi Gendynamy Science Corp
filed 2016-09-13
CIK 1610764

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

  EXPLANATORY NOTE

The purpose of this Amendment to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016 (the “Initial Filing”), to reclassify $60,445 of Deposits previously categorized in the Statement of Cash Flows for the six months ended June 30, 2016 (Unaudited) in the Cash Flows From Operating Activities, to the Cash Flows From Financing Activities. This change resulted in increase in general and administrative expenses by $45 to $116,876 and increase in a net loss to $116,830 for the six months ended June 30, 2016 (Unaudited). In addition, we revised Item IV “Controls and Procedures” section. Except with respect to the changes in the financial statements described above, and corresponding changes to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, and revising Item IV - Controls and Procedures, the Initial Filing has not been amended, updated or otherwise modified.

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

Amchi Gendynamy Science Corporation

Form 10-Q/A

For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Amchi Gendynamy Science Corporation

Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$324,386	$59,837
Prepaid expense	-	7,400
Other current asset	148,571	-
Total Current Assets	472,957	67,237

Other Assets:
Patent Rights and Trademark	30,400	10,400

Total Assets	$503,357	$77,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$5,000	$15,000
Accrued liabilities	5,153	-
Officer's compensation payable	30,000	-
Payable to related party	12,359	102,172
Deposits	-	60,445
Total Current Liabilities	52,512	177,617

Total Liabilities	52,512	177,617

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 247,207,994 shares and 20,500,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24,721	2,050
Discount on common stock	(2,050)	(2,050)
Additional paid in capital	646,735	1,751
Deficit accumulated during development stage	(218,561)	(101,731)
Total Stockholders' Equity (Deficit)	450,845	(99,980)

Total Liabilities and Stockholders' Equity	$503,357	$77,637

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Operations

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	70,660	-	116,876	-
Total Operating Expenses	70,660	-	116,876	-

Operating Loss From Operations	(70,705)	-	(116,876)	-

Other Income (Expenses)	21	-	46	-

Loss From Operations Before Income Tax	(70,639)	-	(116,830)	-

Provision For Income Tax	-	-	-	-

Net Loss	$(70,639)	$-	$(116,830)	$-

Basic and Diluted Net Loss Per Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Number of Shares Outstanding	247,207,994	20,000,000	216,875,599	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Amchi Gendynamy Science Corporation

Statements of Cash Flows

	For The Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(116,830)	$-
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses paid by stockholder and contributed as capital	-	-
Changes in operating assets and liabilities:
Prepaid expense	7,400	-
Other current asset	(148,571)	-
Accounts payable	(10,000)	-
Accrued liabilities	5,153	-
Officer's compensation payable	30,000	-
Net Cash Used in Operating Activities	(232,848)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Cash received from related party as advance	2,500	-
Cash paid to related party against advances	(92,313)	-
Cash proceeds from sale of common stock	587,210	-
Net Cash Provided by Financing Activities	497,397	-

Net Increase in Cash and Cash Equivalents	264,549	-

Cash and Cash Equivalents, Beginning of the Period	59,837	-

Cash and Cash Equivalents, End of the Period	$324,386	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of deposits received into issuance of common stock	$60,445	$-
Assignment of patent and trademark in exchange of common stock	$20,000	$-

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $116,830 for the six months ended June 30, 2016, used net cash in operating activities of $232,848, has a working capital surplus of $420,445, and has an accumulated deficit of $218,561as of June 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at the banking institutions. The Company did not have cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 3 – OTHER CURRENT ASSET

In April 2016, the Company received a notice from the State of Delaware that Amchi is delinquent in filing its Annual Franchise Tax Report for the tax year 2015. The Company was required to pay a franchise tax of $144,070 and interest and penalty of $4,501 for a total consideration of $148,571. The Company made the payment of $148,571 on April 27, 2016. Upon further review, the Company followed up with the Delaware Franchise Tax department and was informed that Amchi had previously paid the required annual franchise tax for 2015, and there was a computer error in sending out the delinquent tax notice. The Company is currently completing the formalities to receive the refund from the State of Delaware Franchise Tax and expect to receive $148,571 refund in full.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 16, 2015, Everrich Global Investments Limited (“Everrich”), an entity owned and controlled by Wisdom Qiao, the Chief Executive Officer of the Company (the “Officer”), entered into an agreement with Tiber Creek Corporation (“Tiber Creek”), an entity controlled by the founders of the Company, to exercise a change in control of the Company. Upon the change in control of the Company, the existing shareholders of Tiber Creek retained 500,000 common shares of the Company and the remaining outstanding shares were returned to the Company. In full satisfaction of the services of Tiber Creek, Everrich agreed to pay a non-refundable consideration of $85,000 in legal and professional fees to Tiber Creek. The Officer has paid, on behalf of the Company, $80,000 of the consideration to Tiber Creek and the remaining $5,000 is recorded as accounts payable as of June 30, 2016.

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by the Officer of her entire right, title and ownership interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued 200,000,000 shares of its common stock to its Officer and valued them at $20,000. The transfer of nonmonetary asset by its Officer in exchange of common stock is recorded at the Officer’s historical cost basis determined under USGAAP. Since the common stock of the Company is closely held and not traded, estimating the fair value of the common stock issued is not appropriate. Therefore, upon the assignment of entire right, title and ownership interest in patent application by the Officer to the Company in exchange for 200,000,000 shares of the Company’s common stock, the Company valued the patent rights, title and ownership at its historical cost which approximated $20,000 (Note 7).

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

On February 11, 2016, the Company entered into a Product Design Service Agreement (“Design Agreement”) with Focus Product Design, a California corporation, to design product requirements, systems architecture, proof of concept ME and EE, part sourcing, product architecture, etc. for a fixed fee of $635,100. The Company had paid to Focus Product Design $7,400 towards the product design cost which was recorded as a prepaid expense as of December 31, 2015. The cost of product design has been expensed during the period ended June 30, 2016. On July 24, 2016, the parties mutually agreed to terminate Design Agreement and no additional costs are due to Focus Product Design as of the date of termination.

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

On January 26, 2016, the Company’s Board of Directors approved and ratified the assignment (the “Assignment”) by Wisdom Qiao, the CEO, director and principal shareholder of the Company (“Officer”), of her entire right, title and interest in a patent application entitled “DYNAMIC RECOVERY AND THERAPY SYSTEM” (the “Invention”) in exchange for 200,000,000 shares of the Company’s common stock. Pursuant to the Assignment, on January 26, 2016, the Company issued to its Officer 200,000,000 shares of its common stock valued at $20,000 (Note 4). The shares are restricted and the certificates have been affixed with the appropriate legend restricting sales and transfers.

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

The Company is an early-stage development company using a special designed message machine along with acoustic wave to replace medicine and insulin to help diabetes patients to recovery from high blood sugar and medicine side effects. In China, Amchi is one of a few companies in the field of developing a physical method to treat Diabetes, utilizing electrical frequencies and special acoustic waves, which the founder of the Company has devoted many years in researching this Chinese traditional sound wave treatment. The Company has been working to determine what is the right multiple frequency, and how this frequency works on Diabetes to lower blood sugar. The Company’s research is in its early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities. The Company has completed several therapy sessions with individuals in China with some success in rehabilitating and in the prevention of various hereditary genetic diseases, especially in diabetes, including hypertension. Wisdom Qiao, our CEO, director and principal shareholder, is a leader in the field of precise energy genome therapy and in other categories such as genome dynamic editing program, biotech and life sciences. After 20 years of dedicated research, Wisdom Qiao‘s team is confident that genome dynamic repair system is ready to be commercialized for its effectiveness on Diabetes. The Company has started another 10 diabetes case studies in May 2016. The therapy protocol or its energy treatment will be proved by the scientific and medical communities by the report of case study. The Company’s research is in its very early stages and there is no assurance that its therapy protocol or its energy devices will ever be able to be proved and accepted by the scientific and medical communities.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officer and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $116,830 for the six months ended June 30, 2016, used net cash in operating activities of $232,848, has a working capital surplus of $420,445, and has an accumulated deficit of $218,561 as of June 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from providing genome repair services since inception of May 20, 2014 (inception) to June 30, 2016, respectively. We do not expect to earn revenues from genome repair service for at least the next twelve months. We may never generate revenues and we may never succeed in commercializing any other products or services.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2016 were $70,660 and $116,876 compared to $0 for the same comparable periods in 2015. Operating expenses increased by $70,660 and $116,876 for the three months and six months ended June 30, 2016 due to the increase in general and administrative expense primarily due to the audit fees of $23,062 incurred for the audit of financial statements of the Company for the years ended December 31, 2015 and 2014, respectively; payroll expenses of $46,000; consulting fees of $21,395 recorded in providing assistance in preparing business plans of the Company and filing of regulatory reports; product development costs of $7,400, and approximately $18,900 for general office and travel expenses. We expect that general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and related expenses, legal and consulting fees, accounting and audit fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

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

As of June 30, 2016, we had $324,386 of cash compared to $59,837 at December 31, 2015. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for product development and commercialization. The Company estimates to spend a minimum of $2 million for development of its initial Genome Repair Device. In addition, the Company plans to conduct clinical research studies in US and China once the prototype of repair device is developed and ready for beta testing. The Company will be requiring additional funding of approximately $7 million for obtaining regulatory approvals, clinical trials and studies in US and China, hire management teams for product development, marketing and administration. We currently have no credit facility or committed sources of capital. To fund future operations we will need to raise additional capital.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $232,848, which resulted primarily from the loss of $116,830, decrease in prepaid expenses of $7,400, increase in other current asset of $148,571, decrease in accounts payable of $10,000, increase in accrued liabilities of $5,153 and increase in officer’s compensation of $30,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $497,397, primarily due to cash proceeds from sale of common stock of $587,210, cash proceeds from a related party of $2,500 to settle Amchi’s obligation of a consultant, and cash paid to the related party of $92,313 against cash advances previously received.

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

In connection with management's assessment of our internal control over financial reporting, the Company does not have a controlling independent board of directors or audit committee as of June 30, 2016. We consider this to be a material weakness as an independent board and audit committee provide important oversight. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

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